Form 10-Q
period 1996-03-31
FIREFOX COMMUNICATIONS INC
filed 1996-05-15
CIK 942167

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - - ---   Exchange Act of 1934


      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

      Transition report pursuant to section 13 or 15(d) of the Securities and
- - - ---   Exchange Act of 1934

      COMMISSION FILE NUMBER: 33-90436



                           FIREFOX COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          77-0397507
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                               2099 GATEWAY PLACE
                             SAN JOSE, CA 95110-1017
                                 (408) 467-1100

     (Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

The number of shares outstanding of the Registrant's Common Stock was 6,735,484 as of March 31, 1996.

This report, including exhibits, consists of 20 pages. The index of exhibits is located on page 18.


================================================================================

                           FIREFOX COMMUNICATIONS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





                          PART I: FINANCIAL INFORMATION
                                                                         PAGE NO
                                                                         -------
ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets
           as of March 31, 1996 and December 31, 1995                       3

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1996 and 1995                       4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995                       5

           Notes to Condensed Consolidated Financial Statements             6

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8



                           PART II: OTHER INFORMATION
ITEM 1:    LEGAL PROCEEDINGS                                               14

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                15

           SIGNATURES                                                      17

           INDEX TO EXHIBITS                                               18

PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FIREFOX COMMUNICATIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       MARCH 31,    DECEMBER 31,
                                                                         1996           1995
                                                                         ----           ----
                     ASSETS                                           (unaudited)
         CURRENT ASSETS:
                Cash and cash equivalents                              $ 6,519        $ 6,547
                Short-term investments                                   9,021          9,774
                Accounts receivable (net of allowances
                       of $105 and $56)                                  5,654          6,695
                Prepaid license fees                                     3,015          3,079
                Prepaid income taxes                                       492           --
                Prepaid expenses and other assets                        1,468          1,241
                Deferred income taxes                                      208            314
                                                                       -------        -------
                       TOTAL CURRENT ASSETS                             26,377         27,650
         Property and equipment - net                                    1,679          1,887
                                                                       -------        -------

         TOTAL ASSETS                                                  $28,056        $29,537
                                                                       =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:

                Accounts payable                                       $ 1,209        $ 1,069
                Income taxes payable                                        --            649
                Accrued liabilities                                      1,604          1,497
                Deferred revenue and customer deposits                   2,194          2,132
                Current portion of capital lease obligations               137            151
                                                                       -------        -------
                       TOTAL CURRENT LIABILITIES                         5,144          5,498
         Capital lease obligations, less current portion                    62            104
                                                                       -------        -------
                       TOTAL LIABILITIES                                 5,206          5,602
                                                                       -------        -------

         STOCKHOLDERS' EQUITY:
                Common stock                                            23,673         23,673
                Deferred stock compensation                                (17)           (25)
                Net unrealized gain (loss) on short-term investments        (6)             3
                Accumulated translation adjustment                         (46)            (3)
                Retained earnings (accumulated deficit)                   (754)           287
                                                                       -------        -------
                      TOTAL STOCKHOLDERS' EQUITY                        22,850         23,935
                                                                       -------        -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $28,056        $29,537
                                                                       =======        =======

                             See accompanying notes.

                           FIREFOX COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            1996        1995
NET REVENUES
     Licenses                                             $ 3,538      $ 4,409
     Services and other                                       645          313
                                                          -------      -------
         Total net revenues                                 4,183        4,722
                                                          -------      -------

COST OF REVENUES
     Licenses                                                 651          663
     Services and other                                       322          191
                                                          -------      -------
         Total cost of revenues                               973          854
                                                          -------      -------

GROSS MARGIN                                                3,210        3,868
                                                          -------      -------

OPERATING EXPENSES
     Research and development                                 917          558
     Sales and marketing                                    3,069        2,148
     General and administrative                             1,176          651
                                                          -------      -------
         Total operating expenses                           5,162        3,357
                                                          -------      -------

INCOME (LOSS) FROM OPERATIONS                              (1,952)         511

Interest income (expense), net                                213          (46)
                                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,739)         465

Provision (credit) for income taxes                          (697)         186
                                                          -------      -------

NET INCOME (LOSS)                                          (1,042)         279

Accretion for preference shares                                --          (45)
                                                          -------      -------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK                $(1,042)     $   234
                                                          =======      =======

NET INCOME (LOSS) PER SHARE                               $ (0.15)     $  0.04
                                                          =======      =======

Shares used in per share computation                        6,735        5,486
                                                          =======       ======


                             See accompanying notes.

                           FIREFOX COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)



                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    ------------------
                                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $(1,042)   $   279
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
              Depreciation and amortization                             135        107
              Deferred income taxes                                     106        (13)
              Stock compensation expense                                  8          1
              Changes in assets and liabilities:
                  Accounts receivable                                 1,041         85
                  Prepaid license fees                                   64       (333)
                  Prepaid expenses and other assets                    (265)      (252)
                  Accounts payable                                      140       (334)
                  Prepaid income taxes/taxes payable                 (1,141)       206
                  Accrued liabilities                                   107        190
                  Deferred revenue and customer deposits                 62         79
                                                                    -------    -------
              Net cash provided by (used in) operating activities      (785)        15
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                            (7)      (126)
     Loss on disposal of assets                                          34         --
     Proceeds from sales or maturities of short-term investments      3,298         --
     Purchases of short-term investments                             (2,554)        --
                                                                    -------    -------
              Net cash provided by (used in) investing activities       771       (126)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank borrowings, net                                                --        324
     Principal payments under capital lease obligations                 (52)       (46)
                                                                    -------    -------
              Net cash provided by (used in) financing activities       (52)       278
                                                                    -------    -------

Effect of exchange rate changes on cash                                  38         12
                                                                    -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (28)       179

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        6,547        191
                                                                    -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 6,519    $   370
                                                                    =======    =======

Noncash investing and financing activities:
  Property and equipment acquired under capital leases              $    --    $    52
  Net unrealized loss on investments available for sale             $    (6)   $    --
  Accrued Deferred Offering Costs                                   $    --    $  (547)

Supplemental disclosure of cash flow information-
  Cash paid during the period:
    Interest                                                        $     8    $    31
    Income Taxes                                                    $   250    $     3




                             See accompanying notes

                           FIREFOX COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as included in the Company's Form 10-K as originally filed with the Commission on March 29, 1996 and as amended on April 29, 1996. The interim results presented herein are not necessarily representative of the results that may be expected for the year ended December 31, 1996 or for any other future period.

2.       ACCOUNTING FOR CERTAIN INVESTMENTS

         The Company has classified its investments as securities available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity until realized.

         As of March 31, 1996, the Company had short-term investments of $9.0 million which consisted primarily of highly liquid corporate bonds and commercial paper purchased with a maturity date of less than one year. The net unrealized holding losses totaled $6,000 which has been recorded as a separate component of stockholders' equity.

3.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include convertible preferred stock and common stock options; such common equivalent shares are excluded from the per share calculation in loss periods as they would be anti-dilutive. All common shares issued and stock options granted by the Company at a price less than the initial public offering price subsequent to March 17, 1994 and prior to the IPO (using the treasury stock method for outstanding options) have been included in the computation of common and common equivalent shares outstanding for all periods prior to the IPO (May, 1995).

4.       PROPOSED MERGER WITH FTP SOFTWARE, INC.

         The Company has entered into an Amended and Restated Agreement and Plan of Merger, dated as of March 25, 1996, which amends and restates the Agreement and Plan of Merger, dated as of January 17, 1996, (as amended and restated, the "Merger Agreement"), by and among FTP Software, Inc., a Massachusetts corporation ("FTP"), Firefox Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FTP ("FAC"), and Firefox Communications Inc. ("Firefox"), pursuant to which FAC will be merged with and into Firefox (the "Merger") and Firefox (the "Continuing Corporation") will become a wholly-owned subsidiary of FTP.

By virtue of the Merger, each outstanding share of Common
Stock of Firefox will automatically be converted into one share of FTP Common Stock, subject to adjustment as described below (the "Exchange Ratio"). Cash (without interest) will be paid in lieu of issuing fractional shares. The Exchange Ratio will be subject to adjustment as follows: (i) if the average closing (last sale) price of the FTP Common Stock as quoted on the Nasdaq National Market for the 10 trading days immediately preceding the date of the Firefox Meeting (as that term is defined in the Merger Agreement) (the "Average Price") is greater than $8.60 per share but less than $11.60 per share, the Exchange Ratio will be equal to the amount obtained by dividing $11.60 by the Average Price; and (ii) if the Average Price is less than $17.50 per share but greater than $14.50 per share, the Exchange Ratio will be equal to the amount obtained by dividing $14.50 by the Average Price.

         The Merger Agreement may be terminated at any time by either FTP or Firefox upon the occurrence of certain events specified therein, including, among others, if immediately preceding the date of the Firefox Meeting, the Average Price of the FTP Common Stock is less than $8.60 or greater than $17.50 per share (in which event the parties are required to negotiate in good faith for 30 days to adjust the Exchange Ratio prior to such termination). Each outstanding option to purchase Firefox Common Stock granted under certain Firefox employee and director stock option plans (a "Firefox Option") will be assumed by FTP and will automatically be converted into an option to purchase a number of shares of FTP Common Stock subject to the Firefox Option multiplied by the Exchange Ratio, at an exercise price equal to the exercise price of the Firefox Option at the Effective Time (as that term is defined in the Merger Agreement) divided by the Exchange Ratio. FTP Common Stock to be issued in the Merger with a value of $15 million will be placed in an escrow at closing as indemnity for claims arising from litigation recently filed against the Company, but will be subject to claims only to the extent that all claims exceed Firefox's $10 million directors and officers liability coverage and certain other contributions plus $5 million. The Merger is subject to customary closing conditions, including regulatory approvals and stockholder approval by the holders of both FTP and Firefox Common Stock, pooling of interest accounting treatment, the delivery of tax opinions and additional conditions, and, accordingly, there can be no assurance that the Merger will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements in this section include terms such as "believes," "may be," "anticipates," "is likely," "in the future," "expects" or similar phrases. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements contained herein as a result of competition, technological change, risks of integration relating to the proposed Merger with FTP Software, Inc., changes in distributor terms of performance or other risks outlined in POTENTIAL QUARTERLY FLUCTUATIONS IN QUARTERLY RESULTS.


OVERVIEW

         Firefox Communications Inc. develops, markets and supports server-based internetworking software for Novell Netware LANs. The Company's connectivity products enable Netware LAN workgroups to access applications and services on workstations, minicomputers, mainframes and the Internet. The Company's client-server products enable client-server applications running on Netware LANs to integrate with application servers running on mainframe and minicomputer host systems, and the Company's mail product is an electronic mail system enabling Netware LANs to connect to UNIX mail systems and the Internet. The Company began shipping its connectivity products in late 1990 with the introduction of its NOV*OS products, which enable Netware to OSI connectivity. In late 1992, the Company introduced the first of its NOV*IX products, which enable Netware to TCP/IP connectivity. In late 1993, the Company introduced the first of its NOV*AX products, which enables Netware to DEC LAT connectivity. The Company introduced its client-server products in 1993 and its mail products in 1995.

         The Company markets its products through its direct sales force, which is focused on organizations with large enterprise networks, as well as through selected distributors, systems integrators and value-added resellers. The Company has derived substantially all of its revenues to date from sales of its connectivity products, and, specifically, sales of the Company's NOV*IX products have accounted for the majority of these revenues. The Company expects that its NOV*IX and other connectivity products will continue to account for the substantial majority of the Company's net revenues for the foreseeable future. Furthermore, because NOV*IX and Firefox's other products have been developed for LANs running Novell's NetWare LAN operating system, sales of Firefox's products could be materially adversely affected by market developments adverse to Novell or NetWare. Firefox may be required to enhance such products to anticipate or respond adequately to changes in technology and customer preferences. There can be no assurance that Firefox will be successful at making such enhancements at all or in a timely fashion.

         Firefox's operating results will depend in substantial part upon its ability to increase unit volume sales of its connectivity products and to begin to generate significant product revenues from its client-server and mail products and from messaging products currently under development. Any failure to increase net revenues from connectivity products or to generate net revenues from other products, whether due to competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations. For example, in each of the fourth quarters of 1995 and the first quarter of 1996, Firefox's net revenues from connectivity products declined from third quarter levels, and contributed significantly to the net losses experienced by Firefox during those quarters.

         Firefox expanded the size of its operations significantly in 1995, and its plans call for continued expansion in the number of its employees and the geographic scope of its sales efforts and operations. The length of time required to consummate the proposed merger with FTP Software, Inc. has resulted in a loss of momentum for Firefox's business, has resulted in the loss of key sales management personnel and is likely to result in the loss of additional management and staff; all of which are likely to have an adverse effect on Firefox's operating results and financial condition at least in the near term.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the Three Months Ended on March 31, 1996 and 1995, respectively:



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -------------------
                                                             1996           1995
NET REVENUES
     License                                                 84.6%          93.4%
     Services and other                                      15.4            6.6
                                                            -----          -----
         Total net revenues                                 100.0          100.0
                                                            -----          -----

COST OF REVENUES
     License                                                 15.6           14.0
     Services and other                                       7.7            4.1
                                                            -----          -----
         Total cost of revenues                              23.3           18.1
                                                            -----          -----

GROSS MARGIN                                                 76.7           81.9
                                                            -----          -----

OPERATING EXPENSES:
     Research and development                                21.9           11.8
     Sales and marketing                                     73.4           45.5
     General and administrative                              28.1           13.8
                                                            -----          -----
         Total operating expenses                           123.4           71.1
                                                            -----          -----

INCOME (LOSS) FROM OPERATIONS                               (46.7)          10.8
Interest income (expense), net                                5.1           (0.9)
                                                            -----          -----
INCOME (LOSS) BEFORE INCOME TAXES                           (41.6)           9.9
Provision (credit) for income taxes                         (16.7)           3.9
                                                            -----          -----
NET INCOME (LOSS)                                           (24.9)%          6.0%
                                                            =====          =====



NET REVENUES

         Net revenues consist primarily of fees for licenses of the Company's software products and customer support. The Company recognizes revenue from software licenses after shipment of the product and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Customer support revenue is deferred and recognized ratably over the term of the support agreement, which is typically one year. Total net revenues for the first quarter of 1996 decreased by 11.4% to $4.2 million from $4.7 million in the first quarter of 1995.

         License revenues for the first quarter of 1996 decreased by 19.8% to $3.5 million from $4.4 million in the first quarter of 1995. The decrease was primarily due to decreased shipments of the Company's connectivity products as a result of the loss of momentum in the Company's business due to the length of time required to consummate the proposed merger with FTP Software, Inc. and loss of sales management personnel in the United States, as well as the timing of receipt of certain orders in the United Kingdom.

         Services and other revenue for the first quarter of 1996 increased by 106.0% to $645,000 from $313,000 in the first quarter of 1995. The increase in service and other income was primarily attributable to revenue from service contracts due to the increased number of users of the Company's connectivity products.

        In the first quarter of 1996, sales in the United States accounted for 50.2% of the Company's net revenues compared with 45.0% in the first quarter of 1995, and sales in the United Kingdom accounted for 36.8% of the Company's net revenues compared with 42.0% in the first quarter of 1995. The reduction of revenues derived from the United Kingdom as a percentage of total revenues results from the timing of receipt of certain UK orders. Sales in the rest of the world remained constant at 13.0% of the Company's net revenues in the first quarter of both 1996 and 1995.

         Firefox expects that sales in the United States and the United Kingdom will continue to account for a substantial majority of Firefox's revenues for the foreseeable future. There can be no assurances that Firefox will achieve significant penetration in the United States, United Kingdom or other markets.

GROSS MARGIN

         Gross margin consists of net revenues less cost of sales, including royalties, materials, manufacturing costs, warranty expenses and service costs. Gross margin as a percentage of net revenues decreased from 81.9% in the first quarter of 1995 to 76.7% in the first quarter of 1996. Gross margins from licenses as a percentage of net revenues from licenses were 81.6% in the first quarter of 1996 compared to 85.0% in the comparable 1995 quarter. Gross margins from services and other as a percentage of net revenues from service and other was 50.1% in the first quarter of 1996 and 39.0% for the quarter ended March 31, 1995.

         The decrease in percentage gross margins from licenses from 1995 to 1996 is primarily due to higher manufacturing costs associated with Firefox's products and in particular royalty costs relating to the sale of the Company's internet products. Firefox expects that, over time, average selling prices for its connectivity products may decline as the market for these products becomes more competitive, reducing the gross margins on these products. The increase in percentage gross margins from services and other between the same periods is primarily due to spreading associated costs over higher services revenues.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of employee costs, costs of material consumed in developing and designing new products, and, to a lesser extent, outside contract service costs, equipment rentals, depreciation and occupancy costs. Expenditures for research and development increased from $558,000 in the first quarter of 1995 to $917,000 in the first quarter 1996. Research and development expenses increased as a percentage of net revenues from 11.8% in the first quarter of 1995 to 21.9% in the first quarter of 1996. The increase in research and development expenses in absolute dollars resulted primarily from increased development efforts relating to Firefox's client-server products, mail products and Internet connectivity tools, including Firefox's efforts to develop NOV*IX products for use in conjunction with Microsoft Windows NT network operating system.

         The Company believes that continued commitment to research and development will be required for the Company to remain competitive. There can be no assurance, however, that the Company's research and development efforts, including those related to Windows NT, will result in products or enhancements to existing products which will be available on a timely basis or generate any significant revenues for the Company. Nonetheless, the Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of net revenues.

         Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased, or Otherwise Marketed." To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses and pre-sales customer service and technical support costs. Sales and marketing expenses increased from $2.1 million in the first quarter of 1995 to $3.1 million in the comparable 1996 quarter. The increase in sales and marketing expenses resulted from an expansion of the Company's sales and support organization, particularly in the United States and Europe during 1995 in anticipation of increased shipments of the company's connectivity products. The decreased shipments of the Company's connectivity products between the first quarter of 1995 and the comparable 1996 quarter resulted from a loss of momentum in the Company's business due to the length of time required to consummate the proposed merger with FTP Software, Inc. and the loss of sales management personnel in the United States.

         As a percentage of net revenues, sales and marketing expenses increased from 45.5% in the first quarter of 1995 to 73.4% in the comparable quarter of 1996.

         As is typical in the software industry, the Company grants to its distributors limited right to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors, and a decrease in the price of the Company's products could have a material adverse effect on the Company's operating results. The Company provides allowances for projected returns and price protection. However, there can be no assurance that the balances will be sufficient to offset product returns and price protection in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $651,000 in the first quarter of 1995 to $1.2 million in the comparable quarter of 1996. The Company completed its Initial Public Offering of stock on May 11, 1995 and general and administrative costs for the quarter ended March 31, 1996 include costs associated with being a publicly-held company. During the quarter ended March 31, 1996, the Company incurred approximately $340,000 of non-recurring pre-tax charges relating to the proposed merger with FTP Software, Inc. As a percentage of net revenues, general and administrative expenses increased from 13.8% in the first quarter of 1995 to 28.1% in the first quarter of 1996. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars if required to support operations. However, general and administrative expenses may continue to vary as a percentage of net revenues.

PROVISION (CREDIT) FOR INCOME TAXES

         The provision for income taxes as a percentage of pretax loss was 40.0% for the first quarter of 1996 which compared to a similar provision for pretax income in the first quarter of 1995.


POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's quarterly financial results may vary significantly as a result of a number of factors including, among others, the size and timing of individual orders; customer order deferrals in anticipation of new products; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in computer networking; competitive pricing pressures; seasonality of revenues; changes in resellers inventory practices; the exercise of stock rotation or inventory price protection rights by distributors; the accuracy of resellers' forecasts of end user demand; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; mix of products sold; quality control of products sold; and general economic conditions.

         In addition, the Company is expanding its direct sales efforts to large customers, which tend to order networking software products in relatively large volumes. Sales to those customers typically involve longer sales cycles. Accordingly cancellation or deferral of one or a small number of such orders could cause significant fluctuations in quarterly operating results. Further, the company typically generates a large percentage of its quarterly revenues in the last weeks of the quarter.

         The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, Firefox may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to Firefox's expectations or any material delay of customer orders would have an almost immediate adverse impact on Firefox's operating results and on Firefox's ability to maintain profitability. In fact, Firefox believes these circumstances contributed significantly to its net loss experienced in the quarter.

         The Company may also reduce prices or increase spending in response to competition or to pursue new market opportunities. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date through private and public sales of equity securities, short-term bank borrowings and with cash from operations. On May 11, 1995, the Company completed its initial public offering of common stock. Through this offering, the Company sold an additional 1.5 million shares of its common stock which generated approximately $23.1 million of cash, net of expenses.

         Net cash used in operating activities was $785,000 for the first three months of 1996 which resulted primarily from the net loss incurred in the period, an increase in prepaid expenses and other assets, a decrease in income taxes payable and an increase in prepaid income taxes. This was partially offset by a decrease in accounts receivable and increases in accounts payable and accrued liabilities. Cash provided by investing activities totaled $771,000, and was primarily generated by the net sales of short-term investments.

         As of March 31, 1996, accounts receivable totaled $5.7 million compared to $3.1 million at March 31, 1995. Following its initial public offering, Firefox ended its factoring arrangement with Lombard NatWest Limited, a factoring company located in the United Kingdom which had been purchasing a significant percentage of Firefox's receivables shortly after invoice generation. As a consequence of terminating this factoring relationship and the granting of extended payment terms to certain customers, Firefox's accounts receivable have increased substantially. Firefox has taken steps to reduce the accounts receivable balance, including pursuing outstanding receivables more aggressively. However, there can be no assurance that Firefox will be able to reduce its level of accounts receivables in the future.

         On February 23, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Francisco Division, naming Firefox and certain of its officers and directors as defendants. The lawsuit alleges that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Firefox Common Stock. The suit is purportedly brought on behalf of a class of purchasers of the Firefox Common Stock during the period from August 3, 1995 to January 2, 1996. The complaint alleges claims for violations of Section 10(b) and 20(a) of the Exchange Act. Specifically, the complaint alleges that each of the defendants knew or had access to allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed and participated in drafting, reviewing and/or approving alleged misleading statements, releases, reports and other public representations of and about Firefox. Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment.

         As of March 31, 1996, the Company had working capital of $21.2 million and cash, cash equivalents and short-term investments of $15.5 million. The Company had no bank indebtedness and no long-term commitments other than minimum capital and operating lease obligations. The Company believes that the existing cash, cash equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On February 23, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Francisco Division, naming Firefox and certain of its officers and directors as defendants. The lawsuit alleges that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Firefox Common Stock. The suit is purportedly brought on behalf of a class of purchasers of the Firefox Common Stock during the period from August 3, 1995 to January 2, 1996. The complaint alleges claims for violations of Section 10(b) and 20(a) of the Exchange Act. Specifically, the complaint alleges that each of the defendants knew or had access to allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed and participated in drafting, reviewing and/or approving alleged misleading statements, releases, reports and other public representations of and about Firefox. Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously.

         A former employee filed a complaint against the Company on March 23, 1995 in the Superior Court of the State of California, County of Santa Clara, claiming rights to compensation and punitive damages in connection with the cessation of his employment with the company. Although litigation is inherently uncertain, the Company believes that such claims are without merit and that the ultimate resolution of this matter will not be material to its future financial position or results of operations, and the Company intends to defend against this claim vigorously. The Company has demurred to the complaint, but no resolution of this matter has been obtained or is likely to occur in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit
         Number         Exhibit Title
        --------        -------------
          2.3           Amended and Restated Agreement and Plan of Merger among
                        FTP Software, Inc., Firefox Acquisition Corp. and
                        Firefox Communications Inc. dated March 25, 1996.(4)

          10.1 Form of indemnity agreement for officers and directors.(1)

          10.2          Investment and Shareholders Agreement, dated November
                        29, 1993.(1)

          10.3          1994 Firefox UK non-Approved Share Option Scheme.(1)

          10.4 1995 Stock Option Plan and forms of agreement used thereunder.(1),(3)

          10.5 Technology License and Manufacturing Agreement between the Company and Novell/UNIX System Laboratories, Inc., dated November 1993.(1),(2)

          10.6 Desktop Systems OEM Software License Agreement between the Company and Novell, Inc., dated December
                        1992.(1),(2)

          10.7 Technology License and Manufacturing Agreement between the Company and Novell, Inc., dated August 1,
                        1992.(1),(2)

          10.8          Facilities Underlease between the Company and McDonnell
                        Information Systems Limited, dated September 29,
                        1994.(1)

          10.9          Credit Facility Agreement between the Company and
                        National Westminster Bank, dated September 6, 1994.(1)

          10.10         Service Agreement between the Company and John
                        Kimberley, dated November 29, 1993.(1),(2)

          10.11         Service Agreement between the Company and Richard
                        Whitehead, dated November 29, 1993.(1),(2)

          10.12 Service Agreement between the Company and Peter Simkin, dated November 29, 1993.(1)

          10.13         Facilities Lease between Firefox Inc. and Speiker
                        Properties, L.P., dated February 3, 1995.(1)

          10.14         Facilities Lease between Firefox Inc. and Metropolitan
                        Life Insurance Co., dated January 18, 1994.(1)

          10.15         Facilities Lease between Firefox Inc. and Metropolitan
                        Life Insurance Co., dated August 31, 1994.(1)

          10.16         Consultancy Agreement between the Company and Arch One
                        Limited, dated December 17, 1994.(1)



          10.17         Deed between the Company and Peter Simkin, dated
                        November 29, 1993.(1)

          10.18 1995 Outside Directors Stock Option Plan and form of agreement used thereunder.(1),(3)

          10.19         Distribution Agreement between the Company and Vitek
                        Systems, dated January 7, 1994.(1)

          10.20         Amendment to Facilities Lease between Firefox Inc. and
                        Speiker Properties, L.P., dated March 30, 1995.(1)

          11.1          Computation of net income (loss) per share.

          27.1          Financial Data Schedule (Only Provided Electronically)



                  (1) Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-90436), effective May 3, 1995.

                  (2) The Securities and Exchange Commission (the "Commission") has granted confidential treatment for portions of this document.

                  (3)   Compensatory or employment arrangement.

                  (4) Included with and incorporated herein by reference to the Company's Proxy Statement for Special Meeting of Stockholders filed with the Commission on March 27, 1996.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIREFOX COMMUNICATIONS INC.
                                        (Registrant)



DATE:   May 14, 1996                    /s/ Mark A. Rowlinson
       ------------------               ------------------------------
                                        Mark A. Rowlinson
                                        Vice President, Finance, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer).

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER      DESCRIPTION                                                 PAGE
- - - --------------------------------------------------------------------------------
 2.3        Amended and Restated Agreement and Plan of Merger
            among FTP Software, Inc., Firefox Acquisition Corp.
            and Firefox Communications Inc. dated March 25,
            1996.(4)

 10.1 Form of indemnity agreement for officers and directors.(1)

 10.2       Investment and Shareholders Agreement, dated
            November 29, 1993.(1)

 10.3       1994 Firefox UK non-Approved Share Option Scheme.(1)

 10.4 1995 Stock Option Plan and forms of agreement used thereunder.(1),(3)

 10.5 Technology License and Manufacturing Agreement between the Company and Novell/UNIX System
            Laboratories, Inc., dated November 1993.(1),(2)

 10.6 Desktop Systems OEM Software License Agreement between the Company and Novell, Inc., dated
            December 1992.(1),(2)

 10.7 Technology License and Manufacturing Agreement between the Company and Novell, Inc., dated August
            1, 1992.(1),(2)

 10.8       Facilities Underlease between the Company and
            McDonnell Information Systems Limited, dated
            September 29, 1994.(1)

 10.9       Credit Facility Agreement between the Company and
            National Westminster Bank, dated September 6,
            1994.(1)

 10.10      Service Agreement between the Company and John
            Kimberley, dated November 29, 1993.(1),(2)

 10.11      Service Agreement between the Company and Richard
            Whitehead, dated November 29, 1993.(1),(2)

 10.12      Service Agreement between the Company and Peter
            Simkin, dated November 29, 1993.(1)

 10.13      Facilities Lease between Firefox Inc. and Speiker
            Properties, L.P., dated February 3, 1995.(1)

 10.14      Facilities Lease between Firefox Inc. and
            Metropolitan Life Insurance Co., dated January 18,
            1994.(1)

 10.15      Facilities Lease between Firefox Inc. and
            Metropolitan Life Insurance Co., dated August 31,
            1994.(1)

 10.16      Consultancy Agreement between the Company and Arch
            One Limited, dated December 17, 1994.(1)

 10.17      Deed between the Company and Peter Simkin, dated
            November 29, 1993.(1)

 10.18 1995 Outside Directors Stock Option Plan and form of agreement used thereunder.(1),(3)

 10.19      Distribution Agreement between the Company and
            Vitek Systems, dated January 7, 1994.(1)

 10.20      Amendment to Facilities Lease between Firefox Inc.
            and Speiker Properties, L.P., dated March 30,
            1995.(1)

 11.1       Computation of net income (loss) per share.                  20

 27.1       Financial Data Schedule (Only Provided
            Electronically)




            (1) Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-90436), effective May 3, 1995.

            (2) The Securities and Exchange Commission (the "Commission") has granted confidential treatment for portions of this document.

            (3)   Compensatory or employment arrangement.

            (4) Included with and incorporated herein by reference to the Company's Proxy Statement for Special Meeting of Stockholders filed with the Commission on March 27, 1996.